Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2019-L3
filed 2020-03-30
CIK 1791295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-07

Central Index Key Number of the issuing entity: 0001791295

Morgan Stanley Capital I Trust 2019-L3

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York	38-4128792 38-4128793 38-7235612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2019-L3 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the GNL Office and Industrial Portfolio mortgage loan, the Bushwick Avenue Portfolio mortgage loan and the Hilton Portfolio mortgage loan, which are serviced pursuant to the CF 2019-CF2 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Grand Canal Shoppes mortgage loan, which is serviced pursuant to the MSC 2019-H7  pooling and servicing agreement attached hereto as Exhibit 4.3;

  •   the Osborn Triangle mortgage loan, which is serviced pursuant to the JPMCC 2019-OSB trust and servicing agreement attached hereto as Exhibit 4.4;

•   the National Anchored Retail Portfolio mortgage loan, which is serviced pursuant to the BANK 2019-BNK21 pooling and servicing agreement attached hereto as Exhibit 4.5.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   KeyBank National Association, as The Stanwix special servicer under the CF 2019-CF2 pooling and servicing agreement, only has obligations in respect of The Stanwix mortgage loan securitized thereunder. KeyBank National Association, as The Stanwix special servicer under the CF 2019-CF2 pooling and servicing agreement, has no obligations with respect to the any mortgage loan included in the MSC 2019-L3 mortgage pool and therefore such party in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the MSC 2019-H7 pooling and servicing agreement, pursuant to which the Grand Canal Shoppes mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2019-L3 special servicer, is not affiliated with any sponsor and services only the Grand Canal Shoppes mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as MSC 2019-H7 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer under the JPMCC 2019-OSB trust and servicing agreement, pursuant to which the Osborn Triangle mortgage loan is serviced. Because Situs Holdings, LLC is not the MSC 2019-L3 special servicer, is not affiliated with any sponsor and services only the Osborn Triangle mortgage loan, which constitutes less than 5% of the mortgage pool, Situs Holdings, LLC, as JPMCC 2019-OSB special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Rialto Capital Advisors, LLC is the special servicer under the BANK 2019-BNK21 pooling and servicing agreement, pursuant to which the National Anchored Retail Portfolio mortgage loan is serviced. Because Rialto Capital Advisors, LLC is not the MSC 2019-L3 special servicer, is not affiliated with any sponsor and services only the National Anchored Retail Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, Rialto Capital Advisors, LLC, as BANK 2019-BNK21 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•  Citibank, N.A., as certificate administrator under the CF 2019-CF2 pooling and servicing agreement, pursuant to which the GNL Office and Industrial Portfolio mortgage loan, the Bushwick Avenue Portfolio mortgage loan and the Hilton Portfolio mortgage loan are serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to such mortgage loans, and U.S. Bank National Association performed all such custodial services pursuant to the related pooling and servicing agreement.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) KeyBank National Association as sub-servicer in respect of the entire mortgage pool for the reporting period, and (ii) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 pooling and servicing agreement, pursuant to which the National Anchored Retail Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the National Anchored Retail Portfolio mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 21, 2019, and other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 21, 2019.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of November 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Situs Holdings, LLC, as ILPT Industrial Portfolio special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 3, 2020 under SEC File No. 333-227446-07 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of October 1, 2019, between CCRE Commercial Mortgage Securities, L.P., as depositor, KeyBank National Association, as master servicer and as a special servicer solely with respect to The Stanwix whole loan, LNR Partners, LLC, as a special servicer, Citibank, N.A., as trustee, Citibank, N.A., as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender LLC, as asset representations reviewer, relating to the CF 2019-CF2 securitization transaction, pursuant to which the GNL Office and Industrial Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the MSC 2019-H7 securitization transaction, pursuant to which the Grand Canal Shoppes Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of June 13, 2019, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor, relating to the JPMCC 2019-OSB securitization transaction, pursuant to which the Osborn Triangle Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of October 1, 2019, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2019-BNK21 securitization transaction, pursuant to which the National Anchored Retail Portfolio Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  LNR Partners, LLC, as Special Servicer

33.5  Situs Holdings, LLC, as Special Servicer (with respect to the ILPT Industrial Portfolio mortgage loan)

33.6  Park Bridge Lender Services LLC, as Operating Advisor

33.7  KeyBank National Association, as Primary Servicer

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.7)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19)

33.12  KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 33.7)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.9)

33.16  LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.4)

33.17  LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 33.4)

33.18  U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 33.2)

33.20  Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 33.2)

33.21  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  LNR Partners, LLC, as Special Servicer

34.5  Situs Holdings, LLC, as Special Servicer (with respect to the ILPT Industrial Portfolio mortgage loan)

34.6  Park Bridge Lender Services LLC, as Operating Advisor

34.7  KeyBank National Association, as Primary Servicer

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.7)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19)

34.12  KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 34.7)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.9)

34.16  LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.4)

34.17  LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 34.4)

34.18  U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 34.2)

34.20  Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 34.2)

34.21  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Situs Holdings, LLC, as Special Servicer (with respect to the ILPT Industrial Portfolio mortgage loan)

35.6  KeyBank National Association, as Primary Servicer

35.7  KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 35.6)

35.8  KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 35.6)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 35.3)

35.10  LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 35.4)

35.11  LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 35.4)

35.12  U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 11/21/19 to 12/31/19), Bushwick Avenue Portfolio (from 11/21/19 to 12/31/19) and Hilton Portfolio (from 11/21/19 to 12/31/19)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/21/19 to 12/31/19) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/21/19 to 12/31/19) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/21/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.5) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of September 12, 2019, by and between KeyBank National Association, as initial note A-1 holder, KeyBank National Association, as initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder, initial note A-6 holder, initial note A-7 holder and initial note A-8 holder, relating to the GNL Office and Industrial Portfolio loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of October 24, 2019, by and between Bank of America, N.A. and KeyBank National Association, relating to the Parklawn Building loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of September 9, 2019, by and between SPREF WH III LLC, as initial note A-1 holder, SPREF WH III LLC, as initial note A-2 holder, SPREF WH III LLC, as initial note A-3 holder, SPREF WH III LLC, as initial note A-4 holder, SPREF WH III LLC, as initial note A-5 holder, and SPREF WH III LLC, as initial note A-6 holder, relating to the East Village Multifamily Portfolio loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of July 3, 2019, between Morgan Stanley Bank, N.A., as note A-1 holder, Wells Fargo Bank, National Association, as note A-2 holder, JPMorgan Chase Bank, National Association, as note A-3 holder, Goldman Sachs Bank USA, as note A-4 holder, and CPPIB Credit Investments II Inc., as note B holder, relating to the Grand Canal Shoppes loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.10) Intercreditor Agreement, dated as of November 15, 2019, by and between Morgan Stanley Bank, N.A., as note A-1 holder and note A-2 holder, Morgan Stanley Mortgage Capital Holdings LLC, as note B-1-A holder, note B-1-B holder, note B-1-C holder and note B-1-D holder, Bank of America, National Association, as note A-3 holder, note A-4 holder, note B-2-A holder, note B-2-B holder, note B-2-C holder and note B-2-D holder, and UBS AG, New York Branch, as note A-5 holder, note A-6 holder, note A-7 holder, note A-8 holder, note B-3-A holder, note B-3-B holder, note B-3-C holder and note B-3-D holder, relating to the ILPT Industrial Portfolio loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of November 21, 2019, by and between Argentic Real Estate Finance LLC, as initial note A-1 holder, Argentic Real Estate Finance LLC, as initial note A-2 holder, Argentic Real Estate Finance LLC, as initial note A-3 holder, and Argentic Real Estate Finance LLC, as initial note A-4 holder, relating to the Royal Palm Place loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.12) Co-Lender Agreement, dated as of October 25, 2019, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, Starwood Mortgage Capital LLC, as initial note A-3 holder, Starwood Mortgage Capital LLC, as initial note A-4 holder, Starwood Mortgage Capital LLC, as initial note A-5 holder, Starwood Mortgage Capital LLC, as initial note A-6 holder, and Starwood Mortgage Capital LLC, as initial note A-7 holder, relating to the Wells Fargo Place loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.13) Co-Lender Agreement, dated as of August 9, 2019, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, Starwood Mortgage Capital LLC, as initial note A-3 holder, Starwood Mortgage Capital LLC, as initial note A-4 holder, and Starwood Mortgage Capital LLC, as initial note A-5 holder, relating to the Bushwick Avenue Portfolio loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.14) Co-Lender Agreement, dated as of June 13, 2019, by and between JPMorgan Chase Bank, National Association and JPMorgan Chase Bank, National Association, relating to the Osborn Triangle loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of October 4, 2019, by and between SPREF WH III LLC, as initial note A-1 holder and SPREF WH III LLC, as initial note A-2 holder, relating to the American Metro Center loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.16) Co-Lender Agreement, dated as of August 9, 2019, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, and Starwood Mortgage Capital LLC, as initial note A-3 holder, relating to the Hilton Portfolio loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.17) Agreement between Note Holders, dated as of October 23, 2019, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, Morgan Stanley Bank, N.A., as initial note A-3 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the National Anchored Retail Portfolio loan combination (filed as Exhibit 99.17 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(99.18) Primary Servicing Agreement, dated as of November 1, 2019, by and between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 99.18 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2020