Form 10-K
period 2020-12-31
Morgan Stanley Capital I Trust 2019-L3
filed 2021-03-31
CIK 1791295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2020

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

•   the Royal Palm Place mortgage loan, which was serviced pursuant to the MSC 2019-L3 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 1/1/20 to 2/19/20) and, following the securitization of the related lead servicing note, the MSC 2020-L4 pooling and servicing agreement attached hereto as Exhibit 4.6 (from 2/20/20 to 12/31/20).

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

•   Situs Holdings, LLC is the current special servicer under the MSC 2019-H7 pooling and servicing agreement, pursuant to which the Grand Canal Shoppes mortgage loan is serviced. On June 15, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan and was succeeded by Situs Holdings, LLC.

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

•   Argentic Services Company LP is the current special servicer under the MSC 2020-L4 pooling and servicing agreement, under which the Royal Palm Place mortgage loan is serviced. On May 6, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2020-L4 pooling and servicing agreement and succeeded by Argentic Services Company LP.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.  With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12 (b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 21, 2019. In addition, (i) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer under the MSC 2020-L4 pooling and servicing agreement, is also the master servicer under the MSC 2020-H7 pooling and servicing agreement; (ii) LNR Partners, LLC, the special servicer under the MSC 2020-L4 pooling and servicing agreement, from February 20, 2020 until May 6, 2020, is also the special servicer under the CF 2019-CF2 pooling and servicing agreement and was also the special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan until June 15, 2020; (iii) Argentic Services Company LP, the special servicer under the MSC 2020-L4 pooling and servicing agreement, is also an affiliate of Argentic Real Estate Finance LLC, one of the sponsors of the MSC 2019-L3 securitization; (iv) Situs Holdings, LLC, the special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan from June 15, 2020 to December 31, 2020, is also the special servicer under the MSC 2019-L3 pooling and servicing agreement with respect to the ILPT Industrial Portfolio mortgage loan and the special servicer under the JPMCC 2019-OSB trust and servicing agreement; and (v) Wells Fargo Bank, National Association, the custodian under the MSC 2020-L4 pooling and servicing agreement, is also the custodian under the MSC 2019-L3 pooling and servicing agreement, and each Outside Pooling and Servicing Agreement other than the CF 2019-CF2 pooling and servicing agreement.

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

(4.6) Pooling and Servicing Agreement, dated as of February 1, 2020, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the MSC 2020-L4 securitization transaction, pursuant to which the Royal Palm Place Mortgage Loan was serviced from 2/20/20 to 12/31/20 (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on February 26, 2020 under SEC File No. 333-227446-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 LNR Partners, LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 KeyBank National Association, as Primary Servicer

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.6)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 33.10)

33.12 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.3)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.7)

33.15 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.8)

33.16 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.4)

33.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 6/15/20 to 12/31/20)

33.18 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.17)

33.19 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 5/6/20 to 12/31/20)

33.20 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 33.17)

33.21 LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 6/14/20) (See exhibit 33.4)

33.22 LNR Partners, LLC, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 5/5/20) (See exhibit 33.4)

33.23 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20)

33.24 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 33.2)

33.26 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 LNR Partners, LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 KeyBank National Association, as Primary Servicer

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.6)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 34.10)

34.12 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.3)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.7)

34.15 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.8)

34.16LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.4)

34.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 6/15/20 to 12/31/20)

34.18 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/20 to 12/31/20) (See exhibits 34.17)

34.19 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 5/6/20 to 12/31/20)

34.20 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 34.17)

34.21 LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 6/14/20) (See exhibit 34.4)

34.22 LNR Partners, LLC, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 5/5/20) (See exhibit 34.4)

34.23 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20)

34.24 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 34.2)

34.26 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.2)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5 KeyBank National Association, as Primary Servicer

35.6 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.5)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 35.7)

35.9 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.3)

35.11 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.4)

35.12 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 6/15/20 to 12/31/20)

35.13 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/20 to 12/31/20)

35.14 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 5/6/20 to 12/31/20)

35.15 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20)

35.16 LNR Partners, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 6/14/20) (See exhibit 35.4)

35.17 LNR Partners, LLC, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 5/5/20) (See exhibit 35.4)

35.18 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/20 to 12/31/20), Bushwick Avenue Portfolio (from 1/1/20 to 12/31/20) and Hilton Portfolio (from 1/1/20 to 12/31/20)

35.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.20 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 2/20/20 to 12/31/20) (See exhibit 35.2)

35.21 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

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

Date:  March 30, 2021