Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2019-L3
filed 2022-03-30
CIK 1791295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   the Royal Palm Place mortgage loan, which is serviced pursuant to the MSC 2020-L4 pooling and servicing agreement attached hereto as Exhibit 4.6.

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

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) KeyBank National Association as sub-servicer in respect of the entire mortgage pool for the reporting period, and (ii) CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 pooling and servicing agreement, pursuant to which the National Anchored Retail Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the National Anchored Retail Portfolio mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.19, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

On February 14, 2022, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) was named as a defendant in a lawsuit captioned Kingsbridge 2005, LLC, Shelbourne Broad Street, LLC and 691 Central Avenue SPE LLC v Cantor Commercial Real Estate Lending, L.P., and KKR Real Estate Credit Opportunity Partners Aggregator I L.P., and Midland Loan Services, Inc., Index No. 650687/2002, filed in the Supreme Court of the State of New York, County of New York.  Plaintiff seeks recission of a $93 million loan issued by CCRE in September 2018 and subsequently sold into four commercial mortgage backed securities transactions on the theory of unilateral mistake.  Plaintiff claims it discovered the issue when it was denied partial defeasance of one property that served as collateral for the loan.  The case is in the early stages.  At this point, CCRE does not believe the outcome of the case would have a material impact on CCRE’s obligations with respect to the loan or on certificate holders, although no assurance can be given that it will not have a material impact on certificate holders.

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

(4.6) Pooling and Servicing Agreement, dated as of February 1, 2020, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the MSC 2020-L4 securitization transaction, pursuant to which the Royal Palm Place Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on February 26, 2020 under SEC File No. 333-227446-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 Wells Fargo Bank, National Association, as Master Servicer

33.6 LNR Partners, LLC, as Special Servicer

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 KeyBank National Association, as Primary Servicer

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.8)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 33.11)

33.13 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 33.8)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.5)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.9)

33.16 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.6)

33.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

33.18 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.17)

33.19 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21)

33.20 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 33.17)

33.21 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21)

33.22 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/1/21 to 12/31/21) (See exhibit 33.4)

33.24 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 11/1/21 to 12/31/21) (See exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/1/21 to 12/31/21) (See exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.29 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/1/21 to 12/31/21) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 Wells Fargo Bank, National Association, as Master Servicer

34.6 LNR Partners, LLC, as Special Servicer

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 KeyBank National Association, as Primary Servicer

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.8)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 34.11)

34.13 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 34.8)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.5)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.9)

34.16 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.6)

34.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

34.18 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.17)

34.19 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21)

34.20 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 34.17)

34.21 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21)

34.22 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/1/21 to 12/31/21) (See exhibit 34.4)

34.24 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 11/1/21 to 12/31/21) (See exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/1/21 to 12/31/21) (See exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.29 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/1/21 to 12/31/21) (See exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6 LNR Partners, LLC, as Special Servicer

35.7 KeyBank National Association, as Primary Servicer

35.8 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.7)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 35.9)

35.11 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 35.7)

35.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.5)

35.13 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.6)

35.14 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

35.15 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.14)

35.16 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21)

35.17 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (see Exhibit 35.14)

35.18 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/21 to 12/31/21), Bushwick Avenue Portfolio (from 1/1/21 to 12/31/21) and Hilton Portfolio (from 1/1/21 to 12/31/21)

35.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 11/1/21 to 12/31/21) (See exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 11/1/21 to 12/31/21) (See exhibit 35.4)

35.23 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.24 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 11/1/21 to 12/31/21) (See exhibit 35.4)

35.25 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.26 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 11/1/21 to 12/31/21) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

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

(99.19) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-07 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022