Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2019-L3
filed 2026-03-25
CIK 1791295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•  Argentic Services Company LP is the current general special servicer under the MSC 2019-H7 pooling and servicing agreement. On May 6, 2020, LNR Partners, LLC was replaced as general special servicer under the MSC 2019-H7 pooling and servicing agreement and succeeded by Argentic Services Company LP. Argentic Services Company LP, as the general special servicer under the MSC 2019-H7 pooling and servicing agreement, has no obligations with respect to any mortgage loan included in the MSC 2019-L3 mortgage pool and therefore such party in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•  Green Loan Services LLC is the current special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan. On June 15, 2020, LNR Partners, LLC was replaced as Grand Canal Shoppes special servicer under the MSC 2019-H7 pooling and servicing agreement and succeeded by Situs Holdings, LLC. On February 20, 2025, Situs Holdings, LLC was replaced as special servicer under the MSC 2019-H7 pooling and servicing agreement and was succeeded by Green Loan Services LLC. Because Green Loan Services LLC is not the MSC 2019-L3 special servicer, is not affiliated with any sponsor and services only the Grand Canal Shoppes mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Green Loan Services LLC, as MSC 2019-H7 special servicer with respect to the Grand Canal Shoppes mortgage loan, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSC 2019-L3 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged each applicable party listed above to act as a servicing function participant or sub-servicer with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged such party as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 21, 2019. In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSC 2019-L3 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    LNR Partners, LLC, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    KeyBank National Association, as Primary Servicer

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant

33.11 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.9)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 33.12)

33.14 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 33.9)

33.15 Trimont LLC, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 3/1/25 to 12/31/25) (See exhibit 33.5)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 2/28/25) (See exhibit 33.6)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.10)

33.18 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.7)

33.19 Green Loan Services LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 2/20/25 to 12/31/25)

33.20 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

33.21 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.20)

33.22 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25)

33.23 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 33.20)

33.24 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25)

33.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.27 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.28 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.29 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.30 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.31 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.32 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    LNR Partners, LLC, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    KeyBank National Association, as Primary Servicer

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant

34.11 KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.9)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 34.12)

34.14 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 34.9)

34.15 Trimont LLC, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 3/1/25 to 12/31/25) (See exhibit 34.5)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 2/28/25) (See exhibit 34.6)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.10)

34.18 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.7)

34.19 Green Loan Services LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 2/20/25 to 12/31/25)

34.20 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

34.21 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.20)

34.22 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25)

34.23 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 34.20)

34.24 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25)

34.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.27 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.28 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.29 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.30 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.31 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.32 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.4)

(35) Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    LNR Partners, LLC, as Special Servicer

35.8    KeyBank National Association, as Primary Servicer

35.9    KeyBank National Association, as Master Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.8)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 35.10)

35.12 KeyBank National Association, as Master Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 35.8)

35.13 Trimont LLC, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 3/1/25 to 12/31/25) (See exhibit 35.5)

35.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 2/28/25) (See exhibit 35.6)

35.15 LNR Partners, LLC, as Special Servicer under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.7)

35.16 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

35.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/25 to 12/31/25) (see exhibit 35.16)

35.18 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25)

35.19 Situs Holdings, LLC, as Special Servicer under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (see Exhibit 35.16)

35.20 U.S. Bank National Association, as Custodian under the CF 2019-CF2 securitization, pursuant to which the following mortgage loans were serviced by such party: GNL Office and Industrial Portfolio (from 1/1/25 to 12/31/25), Bushwick Avenue Portfolio (from 1/1/25 to 12/31/25) and Hilton Portfolio (from 1/1/25 to 12/31/25)

35.21 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: Royal Palm Place (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.25 Wells Fargo Bank, National Association, as Custodian under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.26 Computershare Trust Company, National Association, as Servicing Function Participant under the JPMCC 2019-OSB securitization, pursuant to which the following mortgage loans were serviced by such party: Osborn Triangle (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: National Anchored Retail Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 8, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 21, 2019 under SEC File No. 333-227446-07 and incorporated by reference herein).

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

Date:  March 25, 2026